Form 10-K
period 2006-12-31
C-Bass Mortgage Loan Asset-Backed Series 2006-CB4
filed 2007-03-30
CIK 1366173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
333-130545-10
(Commission file number of Issuing Entity)
C-BASS Mortgage Loan Asset Backed Certificates, Series 2006-CB4
(Exact name of Issuing Entity)
Merrill Lynch Mortgage Investors, Inc. (Depositor)
(Exact Name of Registrant as Specified in its Charter)
CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
(Exact Name of Sponsor as Specified in its Charter)
04-3852128, 04-3852129, 04-3852130, 04-3852131, 04-3852132, 04-3852133, 04-
3852134, 04-3852135, 04-3852136
(I.R.S. Employer Identification No.)
c/o US Bank National Association
60 Livingston Ave.
Delaware
St. Paul, MN 55107
(State or Other Jurisdiction) (Address of Principal Executive Offices)
651-495-3847
55107
(Telephone number, (Zip Code)
including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ Yes] [X No]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X Yes] [ No]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act).
[ Yes] [X No]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
Documents incorporated by reference:
None
PART I
Item 1. Business.
Omitted.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted.
Item 3. Legal Proceedings.
Omitted.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Omitted.
Item 13. Certain Relationships, Related Transactions, and Director Independence.
Omitted.
Item 14. Principal Accounting Fees and Services.
Omitted.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial
Information).
None.
Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider
Information.
Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial
Information).
Not Applicable.
Item 1117 of Regulation AB.
Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties. .
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related
Transactions.
Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to
Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK)
code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing..
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
The assessment of compliance of Litton Loan Servicing LP ("Litton") has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D) and 1122(d)(4)(ix). Certain investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations. The sum of the reconciling items for those eleven reconciliations was $216,950.
Also, among a sample of sixty-five adjustable rate mortgages there were two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.
See Item 15, exhibit 33 and 34.
Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35).
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) 1. Not Applicable.
2. Not Applicable.
3. Exhibit No. Description
4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 16,
2006)
10.1 Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on June 16,
2006)
31 Sarbanes-Oxley Certification
33 Item 1122 Compliance with Applicable Servicing Criteria Assessments
(a) Litton Loan Servicing LP, as Servicer
(b) U.S. Bank, National Association, as Trustee
(c) The Bank of New York, as Custodian
34 Item 1122 Compliance with Applicable Servicing Criteria Attestations
(a) Litton Loan Servicing LP, as Servicer
(b) U.S. Bank, National Association, as Trustee
(c) The Bank of New York, as Custodian
35 Item 1123 Servicer Compliance Statement
(a) Litton Loan Servicing LP, as Servicer
c) Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
C-Bass Mortgage Loan Asset Backed Certificates, Series 2006-CB4
by: Litton Loan Servicing LP, as Servicer
By (Signature and Title): /s/: Elizabeth Folk
Elizabeth Folk
Senior Vice President and Chief Financial Officer
(senior officer in charge of the servicing function of the
servicer)
Date
March 29, 2007
Supplemental information to be furnished with reports f iled pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy solicitating material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.
EXHIBIT INDEX
Exhibit No. Description
4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 16,
2006)
10.1 Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on June 16,
2006)
31 Sarbanes-Oxley Certification
33 Item 1122 Compliance with Applicable Servicing Criteria Assessments
(a) Litton Loan Servicing LP, as Servicer
(b) U.S. Bank, National Association, as Trustee
(c) The Bank of New York, as Custodian
34 Item 1122 Compliance with Applicable Servicing Criteria Attestations
(a) Litton Loan Servicing LP, as Servicer
(b) U.S. Bank, National Association, as Trustee
(c) The Bank of New York, as Custodian
35 Item 1123 Servicer Compliance Statement
(a) Litton Loan Servicing LP, as Servicer